Form 10QSB
period 2001-09-30
TROJAN TRANSITION CORP
filed 2001-11-19
CIK 1112867

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            FORM 10-QSB SEC File No:
                                   33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________





                          TROJAN TRANSITION CORPORATION
                          -----------------------------
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


         19900 MacArthur Boulevard, Suite 660, Irvine, California 92612
--------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip Code)


Company's telephone number, including area code:      (949) 851-9800
                                                --------------------------------





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

                          TROJAN TRANSITION CORPORATION

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents

                                                                          Page
                                                                          ----
PART 1 - ITEM 2..............................................................4
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS FOR FIGHTON SUCCESSION CORPORATION........4
     CAUTION REGARDING FORWARD-LOOKING INFORMATION...........................4
     OVERVIEW OF THE COMPANY.................................................4

PART II - OTHER INFORMATION..................................................5
     ITEM 1 - LEGAL PROCEEDINGS..............................................5
     ITEM 2 - CHANGES IN SECURITY............................................6
     ITEM 3 - DEFAULTS ON SENIOR SECURITIES..................................6
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............6
     ITEM 5 - OTHER INFORMATION..............................................6
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................6

         SIGNATURE...........................................................7


     EXHIBIT.................................................................8

PART 1 - FINANCIAL INFORMATION

                          TROJAN TRANSITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                        For the Period from       For the Period from
                                                   For the Nine          February 17, 2000         February 17, 2000
                                                   Months Ended            (inception) to           (inception) to
                                                  September 30,          September 30, 2000       September 30, 2001
                                                 2001 (Unaudited)           (Unaudited)               (Unaudited)
                                                 ----------------           -----------               -----------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                                                 $ --                ${2,608)                    {$2,358)
  Adjustment to reconcile net loss to net
  cash used by operating activities
  Increase in accounts payable                             --                    750                         500
  Contributed Services                                     --                    358                         358
                                                                              ------                      ------

  Net cash used by operating activities                    --                 {1,500)                    ${1,500)
                                                         ------               ------                      ------

CASH FLOWS FROM INVESTING                                  --                   --                          --
                                                         ------               ------                      ------
ACTIVITIES
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock                     --                  2,000                       2,000
                                                         ------               ------                      ------
Net cash provided by financing activities                  --                  2,000                       2,000
                                                         ------               ------                      ------
INCREASE IN CASH AND CASH
EQUIVALENTS                                                --                   5,00                         500
                                                         ------               ------                      ------
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                                         500                 --                          --
CASH AND CASH EQUIVALENTS -
END OF PERIOD                                            $  500               $  500                      $  500
                                                         ======               ======                      ======

                       The accompanying notes to financial
                                  statements.

                                           TROJAN TRANSITION CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS

                                                                        For the Period from       For the Period from
                                                   For the Nine          February 17, 2000         February 17, 2000
                                                   Months Ended            (inception) to           (inception) to
                                                  September 30,          September 30, 2000       September 30, 2001
                                                 2001 (Unaudited)           (Unaudited)               (Unaudited)
                                                 ----------------           -----------               -----------
Income                                             $     --                  $     --                  $     --
Expenses
 Professional fees                                       --                       2,250                $    2,000
 Organization expenses                                   --                         358                       358
                                                   ----------                ----------                ----------

Total expenses                                           --                       2,608                     2,358
                                                   ----------                ----------                ----------
NET LOSS                                                 --                  $   {2,608)                  ${2,358)
                                                   ----------                ----------                ----------
LOSS PER SHARE - BASIC AND
DILUTED                                            $     --                  $     --                  $     --
                                                   ----------                ----------                ----------
WEIGHTED AVERAGE SHARES -
BASIC AND DILUTED                                   5,000,000                 5,000,000                 5,000,000
                                                   ==========                ==========                ==========

                       The accompanying notes to financial
                                  statements.

                                           TROJAN TRANSITION CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                                   BALANCE SHEET


                                                      ASSETS

                                                                      September 30, 2001     December 31, 2000
                                                                        (Unaudited)
                                                                            ------                ------
         CURRENT ASSETS                                                     $  500                $  500
                                                                            ------                ------
         CASH                                                               $  500                $  500
                                                                            ======                ------


CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY

         ACCOUNTS PAYABLE                                                   $  500                $  500
                                                                            ------                ------

         LIABILITIES                                                          --                    --

         STOCKHOLDERS' EQUITY
                  Common Stock, no par value,
                    5,000,000 shares authorized,
                    11,000,000 issued and outstanding                        2,000                 2,000
                  Additional paid-in capital                                   358                   358
                  Deficit accumulated during                                {2,358)               {2,358)
                                                                            ------                ------
                    development stage
                  Total Stockholders' Equity                                  --                    --
                                                                            ------                ------

                  TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                   $  500                $  500
                                                                            ------                ------

                       See accompanying notes to financial
                                  statements.

                                           TROJAN TRANSITION CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD
                             FROM FEBRUARY 17, 2000 (INCEPTION) TO SEPTEMBER 30, 2001

                                                                    DEFICIT
                                                                  ACCUMULATED
                                COMMON STOCK          ADDITIONAL     DURING
                                     ISSUED             PAID-IN   DEVELOPMENT
                              SHARES       AMOUNT       CAPITAL       STAGE         TOTAL
                            ----------   ----------   ----------   ----------    ----------
Common Stock Issuance        5,000,000   $    2,000   $     --     $     --      $    2,000

Fair value of contributed
     services                     --           --            358         --             358


Net loss for the period
     ended
     December 31, 2000            --           --           --         (2,358)   $     --
                            ----------   ----------   ----------   ----------    ----------

     Balance as of
       December 31, 2000     5,000,000   $    2,000   $      358       {2,358)    $     --
                            ----------   ----------   ----------   ----------    ----------

BALANCE
March 31, 2001:             11,000,000   $    2,000   $      358   $   (2,358)   $     --
                            ==========   ==========   ==========   ==========    ==========

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

Period Ended September 30, 2001, Compared to the Period Ended September 30, 2000

         Revenue. The Company has had no operations or activities since the quarter ended September 30, 2000, the Company has had no revenues for the quarter ended September 30, 2001, and has had no revenues since its inception. Similarly, the Company had no cost of sales, gross profit or other income during the period ended September 30, 2001, or since its inception.

Liquidity and Capital Resources

         As of September 30, 2001, the Company has cash, cash equivalents and net working capital of $0. Since the Company's inception, the sole source of cash has been contributions by the Company's Shareholder. The Company has relied upon contributions by its shareholder to fund its operations for the period from February 17, 2000 (inception) to September 30, 2001. The Company has not received any capital contribution in cash from its shareholder during the three months ended September 30, 2001, or since the initial contributions as set forth in the Company's Form 10SB dated March 23, 2000.

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

         None.

         ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         ITEM 5 - OTHER INFORMATION


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 15, 2001                    TROJAN TRANSITION CORPORATION



                                     By: /s/ Tim T. Chang
                                     --------------------
                                             Tim T. Chang, President